Form 10-Q
period 1996-09-30
PARK NEWSPAPERS INC
filed 1996-11-14
CIK 1015709

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 1996
                              ---------------------
                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

 For the transition period from _____________________ to _____________________

                 Commission file number:        333-06439
                                         --------------------
                             PARK NEWSPAPERS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             16-1087610
     -------------------------------                   ---------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     1700 Vine Center Office Tower
     333 West Vine Street
     Lexington, Kentucky                                           40507
     ----------------------------------------                  -------------
     (Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (606) 252-7275
                                                        ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes           No     X
                                               --------      --------


     On November 14, 1996, the registrant had outstanding 4,150 shares of Common Stock, no par value.

                             PARK NEWSPAPERS, INC.


                                     INDEX
                          ___________________________


PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

        Condensed Consolidated Balance Sheets as of September 30, 1996
(Unaudited) and December 31, 1995. . . . . . . . . . . . . . . . . .        2

        Condensed Consolidated Statements of Income and Retained Earnings for the nine months and three months ended September 30, 1996, the three months ended September 30, 1995, the period from January 1, 1995 to May 10, 1995 and
the period from May 11, 1995 to December 30, 1995 (Unaudited)          3 -  4

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996, the period from January 1, 1995 to May 10, 1995 and
the period from May 11, 1995 to September 30, 1995 (Unaudited)              5

        Notes to Condensed Consolidated Unaudited Financial Statements . .
                                                                        6 - 7

   Item 2.   Management's Discussion and Analysis of Financial Condition and
Results of Operations              . . . . . . . . . . . . . . . . . .  8 - 10


PART II.  OTHER INFORMATION

   Item 4.   Submission of Matters to a Vote of Security Holders. . .      11

   Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      11

   Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11 - 12


SIGNATURES         . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                      PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                      PARK NEWSPAPERS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              (Dollars in Thousands)

                                                               New Park
                                                     --------------------------
                                                     September 30  December 31
                                                          1996         1995
                                                      ----------  -------------
Assets                                                  (unaudited)
Current Assets:
 Cash and cash equivalents............................. $  8,594  $       710
 Accounts receivable, less allowance for doubtful
   accounts of $326 in 1996 and $314 in 1995...........    7,222        7,563
 Inventory.............................................      825        1,089
 Other.................................................      295          912
   Total current assets................................   16,936       10,274
Property, Plant & Equipment:
 Property, plant & equipment...........................   28,036       27,793
 Less accumulated depreciation and amortization........   (3,806)      (1,562)
                                                          24,230       26,231
Intangible assets, net.................................  179,049      183,029
Other assets...........................................    5,539          204
                                                        $225,754     $219,738
Liabilities and Stockholder's Equity
Current Liabilities:
 Current maturities of long-term debt.................. $    126     $    126
 Accounts payable......................................    1,252          900
 Consulting/non-compete contracts......................      773          787
 Interest..............................................    7,054        7,642
 Income taxes..........................................      ---          ---
 Accrued liabilities...................................    1,054        1,072
 Deferred income.......................................    3,128        3,157
   Total current liabilities...........................   13,387       13,684
Long-term debt.........................................  155,120      168,305
Consulting/non-compete contracts.......................    2,194        2,778
Deferred income taxes..................................   38,454       41,972
  Total liabilities....................................  209,155      226,739

Commitments

Stockholder's Equity:
 Common Stock-no par value:
  Authorized 30,000 shares, issued and outstanding
   4,150 shares in 1996 and 1995.......................    4,150        4,150
 Paid in capital.......................................   22,194       (4,150)
 Intercompany receivables from Parent..................      ---       (3,355)
 Retained earnings (deficit)...........................   (9,745)      (3,646)
Total stockholder's equity (deficit)...................   16,599       (7,001)
                                                        $225,754     $219,738

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.
/TABLE

                      PARK NEWSPAPERS, INC. AND SUBSIDIARIES
              Condensed Consolidated Statements of Income and Retained Earnings
                (Dollars and Shares in Thousands Except Earnings Per Share)

                                                        New Park
                                                    -----------------
                                                    Nine Months Ended        Period
                                                    -----------------   -------------------
                                                             Pro forma  New Park  Old Park
                                                             ---------  ---------  --------
                                                    Sept. 30  Sept. 30   5/11/95-  1/01/95-
                                                       1996      1995    9/30/95   5/10/95
                                                    --------- -------- ---------- ----------
                                                        (unaudited)   (unaudited)
Revenue:
 Newspaper revenue..............................     $ 59,110 $ 58,045   $30,864   $ 27,181
Operating expenses:
 Cost of sales (exclusive of depreciation and
  amortization).................................       26,882   25,426    12,399     13,027
 Selling, general and administrative............       18,490   15,783     9,021      6,762
 Depreciation...................................        2,296    1,911       991        833
 Amortization...................................        2,741    2,729     1,415        524
 Amortization of excess of cost over net
  assets acquired...............................        1,454    1,470       762        664
                                                       51,863   47,319    24,588     21,810
    Operating income............................        7,247   10,726     6,276      5,371
Interest expense................................      (15,538) (16,985)   (8,807)       (23)
Interest income.................................          221      218         5          3
Other income (expense)..........................       (1,367)    (383)       34       (485)
     (Loss) income before income taxes..........       (9,437)  (6,424)   (2,492)     4,866
Provision (benefit) for income taxes............       (3,338)  (1,982)     (684)     2,222
Net (loss) income...............................       (6,099)$ (4,442)   (1,808)     2,644
Retained earnings (deficit), beginning of
 period                                                (3,646)               ---     77,890
Retained earnings (deficit), end of period......     $ (9,745)          $ (1,808)  $ 80,534

Loss per share..................................   $(1,469.64)$(1,070.36)
Average shares..................................        4,150      4,150

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                      PARK NEWSPAPERS, INC. AND SUBSIDIARIES
         Condensed Consolidated Statements of Income and Retained Earnings
           (Dollars and Shares in Thousands Except Earnings Per Share)

                                                       New Park
                                               ----------------------
                                                 Three Months Ended
                                               -----------------------
                                               Sept. 30      Sept. 30
                                                  1996          1995
                                                ----------  ----------
                                                     (unaudited)
Revenue:
 Newspaper revenue..............................$ 20,306      $ 19,555
Operating expenses:
 Cost of sales (exclusive of depreciation and
  amortization).................................   7,677         6,078
 Selling, general and administrative............   7,776         7,555
 Depreciation...................................     712           636
 Amortization...................................     934           908
 Amortization of excess of cost over net
  assets acquired...............................     465           490
                                                  17,564        15,667
    Operating income............................   2,742         3,888
Interest expense................................  (4,688)       (5,614)
Interest income.................................      94            22
Other income (expense)..........................  (1,343)            9
     (Loss) income before income taxes..........  (3,195)       (1,695)
Provision (benefit) for income taxes............  (1,107)         (477)
Net (loss) income...............................  (2,088)       (1,218)
Retained earnings (deficit), beginning of
 period.........................................  (7,657)         (590)
Retained earnings (deficit), end of period......$ (9,745)     $ (1,808)

Loss per share..................................$(503.13)     $(293.50)
Average shares..................................   4,150         4,150

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                      PARK NEWSPAPERS, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Cash Flows
                              (Dollars in Thousands)

                                               Nine Months Ended          Period
                                               ------------------  ----------------------
                                                        New Park    New Park   Old Park
                                                        --------- ----------- ----------
                                                        Sept. 30    5/11/95-    1/01/95-
                                                           1996     9/30/95     5/10/95
                                                        --------- ----------- ----------
                                                       (unaudited)(unaudited)
Operating Activities:
 Net (loss) income...................................... $ (6,099)  $ (1,808)  $  2,644
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Depreciation and amortization........................    6,491      3,168      2,021
   Amortization of consulting/non-compete
    contracts included in operating expenses............      ---        ---        292
   Amortization of debt issue costs.....................      166        ---        ---
   Payments on consulting/non-compete contracts.........     (583)      (321)      (320)
   Provision for losses on accounts receivable..........       38        172         85
   Provision for deferred income taxes..................   (3,518)        24       (122)
   Corporate overhead allocation........................    1,856        ---        ---
   Loss on sale of property, plant and equipment........      855        ---        199
   Changes in operating assets and liabilities:
      Accounts receivable...............................      303        939       (902)
      Inventory and other assets........................      881        173        134
     Accounts payable and accrued liabilities..........      (254)     8,280        984
      Deferred income...................................       29       (300)       332
       Net cash provided by operating activities........      165     10,327      5,347

Investing Activities:
 Purchases of property, plant and equipment.............   (1,399)      (517)      (431)
 Proceeds from sale of property, plant,
  and equipment.........................................      405        ---        ---
 Increase in long-term other assets.....................     (308)       ---        ---

       Net cash used in investing activities............   (1,302)      (517)      (431)

Financing Activities:
 Proceeds from new debt.................................  155,000        ---        ---
 Debt issue costs.......................................   (5,637)       ---        ---
 Principal payments on long-term debt................... (168,185)       ---       (122)
 Net intercompany transfers from Parent.................   27,843     (9,621)    (5,164)

       Net cash provided by (used in) financing
        activities......................................    9,021     (9,621)    (5,286)

   Increase (decrease) in cash..........................    7,884        189       (370)

Cash beginning of period................................      710      1,567      1,937
Cash end of period...................................... $  8,594   $  1,756   $  1,567

Non-Cash Financing Activities:
 Capitalization of intercompany receivable from Parent.. $(24,488)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

                     PARK NEWSPAPERS, INC. AND
SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


1.  Basis of Presentation

The accompanying condensed interim financial statements are unaudited; however, in the opinion of the Company's management, all adjustments (which comprise only normal and recurring accruals) necessary for a fair presentation of the interim financial results have been included. The results for the interim periods are not necessarily indicative of results to be expected for the entire year. These financial statements and notes should be read in conjunction with the Company's audited annual consolidated financial statements for the year ended December 31, 1995.

As discussed in the December 31, 1995 consolidated financial statements, the Company was acquired by Park Acquisitions, Inc. on May 11, 1995 in a transaction accounted for as a purchase. The purchase price and an allocable portion of debt have been "pushed down" to the financial statements of the Company and, as a result, the post-acquisition (New Park) consolidated financial statements are not comparable to the pre-acquisition (Old Park) consolidated financial statements.


2.  Refinancing

On May 13, 1996, Park Communications, Inc. ("PCI")refinanced its existing debt through the issuance of three separate debt offerings and a short term Senior Credit Facility. PCI issued $80.0 million in principal amount of 13 3/4% Senior Pay-in-Kind Notes due 2004 (the "Offering"). Interest on such notes (the "PCI Notes") will be payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 1996. Through May 15, 1999, interest is payable at the option of PCI by the issuance of additional notes in lieu of cash. After May 15, 1999, interest is payable in cash. The PCI Notes were issued with warrants entitling the holder to purchase one share of Common Stock, par value $0.0001 per share, of PCI at an exercise price of $0.01 per share. The warrants will be exercisable at any time on or after the date of the occurrence of the earliest of: (i) immediately prior to the occurrence of a Change of Control, (ii) the 180th day (or such fewer number of days as determined by PCI in its sole discretion) after the consummation of a Public Equity Offering, (iii) the 90th day after the Registration Election Date (which is on or within a date 60 days after May 15, 2001), (iv) the approval by the holders of the capital stock of PCI of any Plan of Liquidation of PCI and (v) the 180th day prior to May 15, 2004. The number of shares of Common Stock of PCI for which, and the price per share at which, a warrant is exercisable are subject to adjustment upon the occurrence of certain events as provided in the Warrant Agreement. Upon exercise, the holders of warrants would be entitled in the aggregate to purchase 7% of the Common Stock of PCI on a fully diluted basis. In addition, in the event PCI does not consummate a Public Equity Offering or one or any series of substantially concurrent Strategic Equity Investments on or prior to December 31, 1997, resulting in net proceeds to PCI of $40.0 million, PCI will be obligated to issue warrants (contingent warrants) to the holders of the PCI Notes exercisable for 3% of the Common Stock of PCI on a fully diluted basis as of the date of such issuance. The proceeds of the Offering were allocated to the PCI Notes and warrants based on their relative fair values in the amounts of $77.2 and $2.8 million, respectively. The $2.8 million allocated to the warrants were recorded as additional paid in capital on PCI's financial statements. Concurrently with the Offering, the Company issued $155.0 million in principal amount of 11 7/8% Senior Notes due 2004 ("Newspapers Notes") at an offering price of 100% and Park Broadcasting, Inc. issued $241.0 million in principal amount of 11 3/4% Senior Notes due 2004 ("Broadcasting Notes") at an offering price of 97.49% or $235.0 million. Such discount on the Broadcasting Notes will be amortized over the life of the Broadcasting Notes using the effective yield method. Interest on the Broadcasting Notes and the Newspapers Notes will be payable in cash semi-annually on May 15 and November 15 each year, commencing November 15, 1996.

Upon a Change of Control Triggering Event, each holder of the Newspapers Notes will have the right to require the Company to offer to purchase such holder's Newspapers Notes at a price equal to 101% of the principal amount plus accrued and unpaid interest, if any, to the date of purchase. In addition, the Company will be obligated to offer to repurchase the Newspapers Notes at 100% of their principal amount plus accrued and unpaid interest, if any, to the date of repurchase in the event of certain asset sales.

The Newspapers Notes were issued under an indenture containing covenants which, among other things, limit or restrict the Company's ability to incur additional indebtedness, pay cash dividends or make other payments affecting restricted subsidiaries, sell assets, incur liens, make capital contributions, change lines of business and enter into transactions with affiliates.

In addition to the above offerings, PCI entered into a short term $58.0 million Senior Credit Facility with a consortium of lenders. Interest was payable at a variable rate and the debt was due on November 13, 1996. Such amount borrowed under the Senior Credit Facility was repaid entirely in May and June of 1996 with the proceeds of the sale of certain Radio Station Assets.


3.  Corporate Overhead Allocated

Corporate overhead was allocated to PCI's newspaper division for September year-to-date as follows: $1,992,000 for the period 1/1/96 - 9/30/96, $801,000 for the period 1/1/95 - 5/10/95, and $938,000 for the period of 5/11/95 -
9/30/95. Corporate overhead was allocated to PCI's newspaper division for the third quarter as follows: $670,000 for the period 7/1/96 - 9/30/96, and $726,000 for the period 7/1/95 - 9/30/95.


4.  Sale of Company

On July 19, 1996, the stockholders of Park Acquisitions, Inc., the sole stockholder of PCI which is the sole stockholder of the Company, agreed to sell 100% of their stock in a cash merger to Media General, Inc. for total consideration of approximately $710.0 million. Consummation of the merger is subject to certain conditions, including receipt of the consent of the Federal Communications Commission to the transfer of control.

5.  Other Information.

On October 10, 1996, the Company exchanged $155,000,000 in principal amount of its Series B 11 7/8% Senior Notes due 2004 (the "Series B Notes") for a like amount of its 11 7/8% Senior Notes due 2004 (the "Initial Notes"). The exchange was made in connection with the Company's exchange offer made pursuant to its Prospectus dated September 6, 1996. The form and terms of the Series B Notes are the same as the form and terms of the Initial Notes (which they replace) except that the Series B Notes bear a "Series B" designation and have been registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview of Operations

     The Company through its subsidiaries owns and operates 104 community newspapers and related publications. Revenue of the Company is derived primarily from advertising revenue and, to a lesser extent, from paid circulation and commercial print jobs. The primary operating expenses involved in owning and operating newspaper publications are employee compensation, newsprint, circulation delivery costs, news gathering and the solicitation of advertising.

     The Company's advertising revenue is generally the highest in the second and fourth quarters of each year. The increase is due to increased advertising in the spring and in the periods leading up to and including the Christmas holiday season. In addition, political advertising increases the Company's revenue during election years and is typically heaviest during the fourth quarters of those years. However, management believes that fluctuations in its political advertising revenue are tempered by the levels of political activity in the areas in which it operates.

Results of Operations

Quarter Ended September 30, 1996 (unaudited) Compared with Quarter Ended September 30, 1995 (unaudited)

     Revenue.   Gross revenue for the quarter ended September 30, 1996 was
$20.3 million compared to $19.6 million for the quarter ended September 30, 1995, an increase of $0.7 million, or 3.6%. Revenue for the third quarter of 1996 increased due to improved advertising revenue.

     Operating Expenses.   Operating expenses (excluding depreciation and
amortization) for the quarter ended September 30, 1996 were $15.4 million compared to $13.6 million for the quarter ended September 30, 1995, an increase
of $1.8 million, or 13.2%.   The dollar increase was primarily due to increased
costs related to upgrading the sales staffs.

     Newsprint expenses for the quarter ended September 30, 1996 were $2.2 million compared to $2.1 million for the quarter ended September 30, 1995, an increase of $0.1 million, or 4.8%. The increase was primarily a result of industry-wide higher newsprint prices. However, newsprint prices have decreased significantly since June, 1996.

     Depreciation and amortization for the quarter ended September 30, 1996 was $2.1 million compared to $2.0 million for the quarter ended September 30, 1995, an increase of $0.1 million, or 5.0%. As a percentage of newspaper revenue, depreciation and amortization was 10.3% for the quarter ended September 30, 1996 compared to 10.2% for the quarter ended September 30, 1995.

     Operating Income.   Operating income for the quarter ended September 30,
1996 was $2.7 million compared to $3.9 million for the quarter ended September 30, 1995, a decrease of $1.2 million, or 30.8%. The decrease was a result of expenses increasing more than operating revenue as described above. Operating income includes $0.7 million of allocated Central Corporate Overhead for both the quarters ended September 30, 1996 and September 30, 1995.

       Interest Expense.   Interest expense for the quarter ended September 30,
1996 was $4.7 million compared to

$5.6 million for the quarter ended September 30, 1995.    The decrease was due
to the decrease in total debt and interest rates as a result of the recently completed refinancing.

     Income Taxes.   Income taxes (benefit) were ($1.1) million for the quarter ended September 30, 1996 compared to ($0.5) million for the quarter ended
September 30, 1995.   The tax benefit increase is due to the increased taxable
loss, primarily the result of the decrease in operating income. The effective tax benefit rate for the three month period ended September 30, 1996 was 35%, compared to an effective tax benefit rate of 28% for the same period in 1995. The change in the effective tax rate is due to amortization of non-deductible goodwill being a larger component of the loss before income taxes in the three month period ended September 30, 1995 than in the same period in 1996. (see "Income Taxes" below).

     (Loss) Income  from Continuing Operations.   (Loss) income  from
continuing operations for the quarter ended September 30, 1996 was ($3.8) million compared to ($1.2) million for the quarter ended September 30, 1995, an increase in the loss of $2.6 million.


Nine Months Ended September 30, 1996 (unaudited) Compared with Nine Months Ended September 30, 1995 (pro forma unaudited)

     Revenue. Gross revenue for the nine months ended September 30, 1996 was $59.1 million compared to $58.0 million for the nine months ended September 30, 1995, an increase of $1.1 million, or 1.9%. Revenue for the first nine months of 1996 was up, due to increased advertising revenue. However, the increase in revenue for the first nine months of 1996 was dampened by severe winter weather in many of the markets the Company serves in the first quarter. Major snow and ice storms in January and February caused many advertisers to close their businesses and cancel scheduled advertising.

     Operating Expenses.   Operating expenses (excluding depreciation and
amortization) for the nine months ended September 30, 1996 were $45.4 million compared to $41.2 million for the nine months ended September 30, 1995, an increase of $4.2 million, or 10.2%. The dollar increase was primarily due to increased newsprint costs and increased costs related to upgrading the sales staffs.

     Newsprint expenses for the nine months ended September 30, 1996 were $6.9 million compared to $5.8 million for the nine months ended September 30, 1995, an increase of $1.1 million, or 19.0%. The increase was primarily a result of industry-wide higher newsprint prices. Newsprint prices have decreased significantly since June, 1996.

     Depreciation and amortization for the nine months ended September 30, 1996 was $6.5 million compared to $6.1 million for the nine months ended September 30, 1995, an increase of $0.4 million, or 6.6%. As a percentage of newspaper revenue, depreciation and amortization was 11.0% for the nine months ended September 30, 1996 compared to 10.5% for the nine months ended September 30, 1995.

     Operating Income. Operating income for the nine months ended September 30, 1996 was $7.2 million compared to $10.7 million for the nine months ended September 30, 1995, a decrease of $3.5 million, or 32.7%. The decrease was a result of expenses increasing more than operating revenue as described above. Operating income includes $2.0 million and $1.7 million of allocated Central Corporate Overhead for the nine months ended September 30, 1996 and September 30, 1995, respectively.

      Interest Expense.   Interest expense for the nine months ended September
30, 1996 was $15.5 million compared to $17.0 million for the nine months ended September 30, 1995. The decrease was due to the decrease in total debt and interest rates as a result of the recently completed refinancing.

     Income Taxes.   Income taxes (benefit) for the nine months ended September
30, 1996 were ($3.3) million compared to ($2.0) million for the nine months ended September 30, 1995, an increase in the benefit of $1.3 million. The increase in the tax benefit is due to the increase in the taxable loss, primarily the result of the decrease in operating income. The effective tax benefit rate for the nine months ended September 30, 1996 was 35%, compared to an effective tax benefit rate of 31% for the nine months ended September 30, 1995. The change in the effective tax rate is due primarily to amortization of non-deductible goodwill being a larger component of the loss before income taxes in the nine month period ended September 30, 1995 than in the same period in 1996 (see "Income Taxes" below).

     (Loss) Income from Continuing Operations.   (Loss) income  from continuing
operations for the nine months ended September 30, 1996 was ($7.8) million compared to ($4.4) million for the nine months ended September 30, 1995, an increase in the loss of $3.4 million.


Liquidity and Capital Resources

     The Company derives substantially all of its cash flow from its subsidiaries. The Company's primary sources of liquidity in the future will be dividends from its subsidiaries and tax sharing payments pursuant to a tax sharing agreement among the Company and its subsidiaries. The Company's subsidiaries' principal source of liquidity is net cash provided by operating activities. Net cash provided by operating activities was $0.2 million for the nine month period ended September 30, 1996 compared to $15.7 million for the nine months ended September 30, 1995. The variance was primarily due to increased interest payments made in 1996, compared to 1995, of approximately $16.0 million. The increased interest payments were due to an absence of long-term debt until May 11, 1995, when the Company was acquired by Park Acquisitions, Inc. The Company believes that it will have sufficient liquidity to meet its future capital expenditure and working capital requirements, debt service and other obligations.

     Capital expenditures for the nine months ended September 30, 1996 were $1.4 million compared to $1.0 million for the nine months ended September 30, 1995. Historically, the Company has financed capital expenditures through internally generated cash flow. The Company expects to finance capital expenditures in the future primarily through cash flow from operations.

     On May 13, 1996, the Company sold 11 7/8% Senior Notes due 2004 in the principal amount of $155.0 million as part of a series of refinancing transactions (including a $58.0 million Senior Credit Facility) with its parent company, Park Communications, Inc., and Park Broadcasting, Inc. (a wholly owned subsidiary of Park Communications, Inc.). On June 20, 1996, the $58.0 million Senior Credit Facility was prepaid due to the timely sale of Park Broadcasting, Inc.'s radio stations.


Income Taxes

     The Company is part of a consolidated group (which includes Park Acquisitions, Inc., Park Communications, Inc. and Park Broadcasting, Inc.) which files a consolidated federal income tax return and separate state or local tax returns as required.

                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

          By unanimous written consent dated August 22, 1996, the stockholder of the Company re-elected, effective as of May 23, 1996, Gary B. Knapp and Donald R. Tomlin, Jr. as the directors of the Company.


Item 5.   Other Information.

          On October 10, 1996, the Company exchanged $155,000,000 in principal amount of its Series B 11 7/8% Senior Notes due 2004 (the "Series B
Notes") for a like amount of its 11 7/8% Senior Notes due 2004 (the "Initial Notes"). The exchange was made in connection with the Company's exchange offer made pursuant to its Prospectus dated September 6, 1996. The form and terms of the Series B Notes are the same as the form and terms of the Initial Notes (which they replace) except that the Series B Notes bear a "Series B" designation and have been registered under the Securities Act of 1933, as amended, and, therefore, do not bear legends restricting their transfer.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.


       Exhibit Number                      Description of Exhibit

 3(I)(a) Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3(I)(a) filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed June 20, 1996)

 3(I)(b) Certificate of Amendment of Certificate of Incorporation of the Company filed November 20, 1979 (Incorporated by reference to Exhibit 3(I)(b) filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed June 20, 1996)

 3(I)(c) Certificate of Amendment of Certificate of Incorporation of the Company filed January 2, 1981 (Incorporated by reference to Exhibit 3(I)(c) filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed June 20, 1996)

 3(I)(d) Certificate of Ownership and Merger (Incorporated by reference to Exhibit 3(I)(d) filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed June 20, 1996)

3(ii) Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3(ii) filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed June 20, 1996)

 4.1 Indenture dated as of May 13,
1996 between the Company and IBJ Schroder Bank & Trust Company, as Trustee, with the forms of Series A Note and Series B Note attached thereto (Incorporated by reference to Exhibit 10.4 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

       Exhibit
       Number                      Description of Exhibit

     10.1 Registration Rights Agreement dated as of May 13, 1996 among the Company, Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Incorporated by reference to Exhibit 10.1 filed with Park Newspapers, Inc.'s Form S-4 Registration Statement No. 333-06439, filed on June 20, 1996)

     10.2 Tax Sharing Agreement executed as of May 13, 1996 among Park Acquisitions, Inc., Park Communications, Inc., Park Broadcasting, Inc., the Company and certain of the other subsidiaries of Park Communications, Inc. (Incorporated by reference to Exhibit 10.6 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.3 Management Services Agreement dated as of May 13, 1996 among Park Acquisitions, Inc., Park Communications, Inc., Park Broadcasting, Inc. and the Company (Incorporated by reference to Exhibit 10.7 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.4 Employment Agreement dated July 20, 1994 between Park Communications, Inc. and Wright M. Thomas regarding deferred compensation arrangement (Incorporated by reference to Exhibit 10.17 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.5 Agreement dated May 1, 1986 between Park Communications, Inc. and Wright M. Thomas regarding deferred compensation arrangement (Incorporated by reference to Exhibit 10.18 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.6 Letter agreement dated February 16, 1979 between Park Communications, Inc. and Wright M. Thomas regarding contingent retirement benefits (Incorporated by reference to Exhibit 10.19 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     10.7 Park Communications, Inc. Retention Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with Park Communications, Inc.'s Form S-4 Registration Statement No. 333-06427, filed on June 20, 1996)

     27.1 Financial Data Schedule for the nine months ended September 30, 1995 and 1996



          (b)  Reports on Form 8-K.

      No report on Form 8-K was filed by the Company during the quarter ended
                              September 30, 1996.

                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PARK NEWSPAPERS, INC.



   November 14, 1996                  By:  /s/ Wright M. Thomas
                                      ---------------------------------
                                      Wright M. Thomas
                                      President and Assistant Secretary
                                      (Duly Authorized Officer)



   November 14, 1996                  By:  /s/ Randel N. Stair
                                      ------------------------------------
                                      Randel N. Stair
                                      Treasurer and Secretary
                                      (Principal Financial Officer)